Form 10-Q
period 1997-03-31
UACSC 1997-A AUTO TRUST
filed 1997-05-15
CIK 1033011

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from ____to____

                        Commission File No. 333-06929-04

                            UACSC 1997-A Auto Trust
               (Issuer with Respect to Registered Securitization)

                         UAC Securitization Corporation
             (Exact name of registrant as specified in its charter)

                  New York                                    35-1937340
--------------------------------------------------------------------------------
         State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization                    Identification Number)
                                                            UAC Securitization
                                                               Corporation

250 Shadeland Avenue, Suite 210A
Indianapolis, Indiana                                           46219
--------------------------------------------------------------------------------
(address of principal                                         (zip code)
executive offices)
UAC Securitization Corporation

Registrant's telephone number including area code             (317) 231-6466
                                                               --------------

Securities registered pursuant to Section 12 (b) of the Act:        None
                                                                    ----

Securities registered pursuant to Section 12 (g) of the Act:        None
                                                                    ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1937 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                         No


 DOCUMENTS INCORPORATED BY REFERENCE:        None

                                     PART I


Item 1.  Financial Statements

     This Report on Form 10-Q is being filed in respect of UACSC 1997-A Auto Trust as issuer of securities registered in Registration Statement No. 333-06929-04 on Form S-3 under the Securities Act of 1933, as amended (declared effective on July 18, 1996). Because UACSC 1997-A Auto Trust has simply issued Certificates representing fractional undivided interests in the Trust's assets consisting of a specific portfolio of retail installment sale contracts in new and used automobiles and light trucks, and because Registrant UAC Securitization Corporation is not a Guarantor of any of the payments due from the Trust to Certificateholders that are required to be made monthly, there is included in response to this item only the regular monthly report form which the Trustee is required to include with each monthly distribution of trust assets to Certificateholders setting forth for the prior calendar month, and cumulatively, all of the relevant financial information required by Certificateholders.

     Accordingly, the UACSC 1997-A AUTO TRUST MONTHLY SERVICER'S CERTIFICATE REPORT for the months ending February 28, 1997, and March 31, 1997, are included herewith, as exhibits 99-1, and 99-2, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Trust conducts no business other than receiving payments on the receivables and making payments to Certificateholders and to Union Acceptance Corporation as Servicer as the Registrant with respect to their interests in the Trust assets. The traditional form of income statement and balance sheet and comparative presentation for prior periods would add no relevant information to that supplied in the required monthly reports and would not be material.

     Because of the narrowly proscribed and limited activities of the Trust, the information called for by Item 303 of Regulation S-K would not add relevant information to that provided in the Monthly Service's Certificate Reports attached hereto in response to Item 1.

                                    PART II.

Item 6.           Exhibits and Reports on Form 8-K.

     The Trusts filed a report on Form 8-K on February 18, 1997 with repect to the definitive Pooling and Servicing Agreement of the Trust and the Consent of KPMG Peat Marwick LLP to the inclusion of its Audit Report in the Prospectus Supplement. The following exhibits are included in this form 10-Q:

         Exhibit 99-1 Servicer's Certificate Report of February 28, 1997
         Exhibit 99-2 Servicer's Certificate Report of March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                         UACSC 1997-A AUTO TRUST

                                By:        Union Acceptance Corporation, in its
                                                  capacity as Servicer

                                         By:      /s/Rick A. Brown
                                                  ------------------------------
                                                  Rick A. Brown
                                                  Vice President, Treasurer
                                                  and Chief Financial Officer





Date:             May 13, 1997

                                                                    Exhibit 99-1
                                                                      UACSC 97-A
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 02/28/97

PRINCIPAL BALANCE RECONCILIATION                                   D O L L A R S                                       NUMBERS
                                                  CLASS A-1          CLASS A-2       CLASS A-3       TOTAL CLASS A's
                                               --------------     --------------   -------------     --------------     ------
Original Principal Balance                     167,000,000.00     107,000,000.00   19,347,947.22     293,347,947.22     20,702
Beginning Period Principal Balance             167,000,000.00     107,000,000.00   19,347,947.22     293,347,947.22     20,702
Principal Collections - Scheduled Payments       2,854,503.37               0.00            0.00       2,854,503.37
Principal Collections - Payoffs                  6,853,330.24               0.00            0.00       6,853,330.24        487
Principal Withdrawal from Payahead                       0.00               0.00            0.00               0.00
Gross Principal Charge Offs                          5,814.77               0.00            0.00           5,814.77
Repurchases                                              0.00               0.00            0.00               0.00
Ending Balance                                 157,286,351.62     107,000,000.00   19,347,947.22     283,634,298.84     20,215
                                               ==============     ==============   =============     ==============     ======


Certificate Factor                                  0.9418344          1.0000000       1.0000000          0.9668869
Pass Through Rate                                       6.130%             6.375%          6.480%             6.242%


CASH FLOW RECONCILIATION

Principal Wired                                                                                        9,754,155.20
Interest Wired                                                                                         1,309,267.41
Withdrawal from Payahead Account                                                                               0.00
Repurchases (Principal and Interest)                                                                           0.00
Charge Off Recoveries                                                                                          0.00
Interest Advances                                                                                         22,081.05
Certificate Account Interest Earned                                                                       11,492.14
Spread Account Withdrawal                                                                                      0.00
Class A Surety Bond Draw for Class I Interest                                                                  0.00
Class A Surety Bond Draw for Class A
     Principal or Interest                                                                                     0.00

Total Cash Flow                                                                                       11,096,995.80
                                                                                                     ==============

TRUSTEE DISTRIBUTION  (03/10/97)

Total Cash Flow                                                                                       11,096,995.80
Unrecovered Advances on Defaulted Receivables                                                                  0.00
Servicing Fee (Due and Unpaid)                                                                                 0.00
Interest to Class A-1 Certificateholders                                                                 369,673.06
Interest to Class A-2 Certificateholders                                                                 246,322.92
Interest to Class A-3 Certificateholders                                                                  45,274.20
Interest to Class I Certificateholders                                                                   218,942.84
Principal to Class A-1 Certificateholders                                                              9,713,648.38
Principal to Class A-2 Certificateholders                                                                      0.00
Principal to Class A-3 Certificateholders                                                                      0.00
Surety Bond Premium                                                                                       33,538.38
Interest Advance Recoveries from Payments                                                                      0.00
Unreimbursed draws on Class A's Surety Bond
     for Class I Interest                                                                                      0.00
Unreimbursed draws on Class A's Surety Bond
     for Class A Principal or  Interest                                                                        0.00
Deposit to Payahead                                                                                       51,558.53
Certificate Account Interest to Servicer                                                                  11,492.14
Payahead Account Interest to Servicer                                                                          0.00
Excess                                                                                                   406,546.51

Net Cash                                                                                                       0.00
                                                                                                     ==============

Monthly Servicing Fee and the Spread Amount                                                            1,601,419.30
                                                                                                     ==============
Servicing Fee Retained from Interest Collections                                                         105,931.20

SPREAD ACCOUNT  RECONCILIATION
Original Balance                                                                                               0.00
Beginning Balance                                                                                              0.00
Trustee Distribution of Excess                                                                           406,546.51
Interest Earned                                                                                                0.00
Spread Account Draws                                                                                           0.00
Reimbursement for Prior Spread Account Draws                                                                   0.00
Distribution of Funds to Servicer                                                                              0.00
Ending Balance                                                                                           406,546.51
                                                                                                     ==============
Required Balance                                                                                       3,666,849.34


FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION


Original Balance                                                                                      14,667,397.36
Beginning Balance                                                                                     14,667,397.36
Reduction Due to Spread Account                                                                         (406,546.51)
Reduction Due to Principal Reduction                                                                    (485,682.42)
Ending Balance                                                                                        13,775,168.43
                                                                                                     ==============

First Loss Protection Required Amount                                                                 13,775,168.43
First Loss Protection Fee %                                                                                    2.00%
First Loss Protection Fee                                                                                 20,970.24

SURETY BOND  RECONCILIATION

Original Balance                                                                                     293,347,947.22
Beginning Balance                                                                                    293,347,947.22
Draws                                                                                                          0.00
Reimbursement of Prior Draws                                                                                   0.00
Ending Balance                                                                                       293,347,947.22
                                                                                                     ==============

Adjusted Ending Balance Based
     Upon Required Balance                                                                           283,922,299.43
                                                                                                     ==============
Required Balance                                                                                     283,922,299.43


PAYAHEAD RECONCILIATION


Beginning Balance                                                                                              0.00
Deposit                                                                                                   51,558.54
Payahead Interest                                                                                              0.00
Withdrawal                                                                                                     0.00
Ending Balance                                                                                            51,558.54
                                                                                                     ==============

                                                                    Exhibit 99-2
                                                                      UACSC 97-A
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 03/31/97

PRINCIPAL BALANCE RECONCILIATION                               D O L L A R S                                            NUMBERS
                                                 CLASS A-1        CLASS A-2          CLASS A-3     TOTAL CLASS A's
                                             --------------   --------------      -------------     --------------       ------
Original Principal Balance                   167,000,000.00   107,000,000.00      19,347,947.22     293,347,947.22       20,702
Beginning Period Principal Balance           157,286,351.62   107,000,000.00      19,347,947.22     283,634,298.84       20,215
Principal Collections - Scheduled Payments     3,511,576.10             0.00               0.00       3,511,576.10
Principal Collections - Payoffs                4,868,853.45             0.00               0.00       4,868,853.45          376
Principal Withdrawal from Payahead                 5,208.23             0.00               0.00           5,208.23
Gross Principal Charge Offs                       42,975.07             0.00               0.00          42,975.07            4
Repurchases                                        4,009.17             0.00               0.00           4,009.17            1
Ending Balance                               148,853,729.60   107,000,000.00      19,347,947.22     275,201,676.82       19,834
                                             ==============   ==============      =============     ==============       ======


Certificate Factor                                0.8913397        1.0000000          1.0000000          0.9381408
Pass Through Rate                                     6.130%           6.375%             6.480%             6.242%


CASH FLOW RECONCILIATION

Principal Wired                                                                                       8,448,092.34
Interest Wired                                                                                        2,980,394.72
Withdrawal from Payahead Account                                                                          8,074.86
Repurchases (Principal and Interest)                                                                      4,061.00
Charge Off Recoveries                                                                                         0.00
Interest Advances                                                                                        42,452.02
Certificate Account Interest Earned                                                                      34,639.27
Spread Account Withdrawal                                                                                     0.00
Class A Surety Bond Draw for
     Class I Interest                                                                                         0.00
Class A Surety Bond Draw for
     Class A Principal or Interest                                                                            0.00

Total Cash Flow                                                                                      11,517,714.21
                                                                                                    ==============


TRUSTEE DISTRIBUTION  (04/09/97)

Total Cash Flow                                                                                      11,517,714.21
Unrecovered Advances on Defaulted Receivables                                                               446.47
Servicing Fee (Due and Unpaid)                                                                                0.00
Interest to Class A-1 Certificateholders                                                                803,471.11
Interest to Class A-2 Certificateholders                                                                568,437.50
Interest to Class A-3 Certificateholders                                                                104,478.91
Interest to Class I Certificateholders                                                                  487,898.30
Principal to Class A-1 Certificateholders                                                             8,432,622.02
Principal to Class A-2 Certificateholders                                                                     0.00
Principal to Class A-3 Certificateholders                                                                     0.00
Surety Bond Premium                                                                                      35,546.88
Interest Advance Recoveries from Payments                                                                12,316.48
Unreimbursed draws on Class A's Surety Bond
     for Class I Interest                                                                                     0.00
Unreimbursed draws on Class A's Surety Bond
     for Class A Principal or  Interest                                                                       0.00
Deposit to Payahead                                                                                      76,590.92
Certificate Account Interest to Servicer                                                                 34,639.27
Payahead Account Interest to Servicer                                                                       156.89
Excess                                                                                                  961,109.46

Net Cash                                                                                                      0.00
                                                                                                    ==============

Monthly Servicing Fee and the Spread Amount                                                           1,741,385.56
                                                                                                    ==============
Servicing Fee Retained from Interest Collections                                                        236,361.92

SPREAD ACCOUNT  RECONCILIATION

Original Balance                                                                                              0.00
Beginning Balance                                                                                       406,546.51
Trustee Distribution of Excess                                                                          961,109.46
Interest Earned                                                                                           1,237.16
Spread Account Draws                                                                                          0.00
Reimbursement for Prior Spread Account Draws                                                                  0.00
Distribution of Funds to Servicer                                                                             0.00
Ending Balance                                                                                        1,368,893.13
                                                                                                    ==============
Required Balance                                                                                      3,666,849.34



FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION


Original Balance                                                                                     14,667,397.36
Beginning Balance                                                                                    13,775,168.43
Reduction Due to Spread Account                                                                        (962,346.62)
Reduction Due to Principal Reduction                                                                   (421,631.10)
Ending Balance                                                                                       12,391,190.71
                                                                                                    ==============
First Loss Protection Required Amount                                                                12,391,190.71
First Loss Protection Fee %                                                                                   2.00%
First Loss Protection Fee                                                                                21,340.38

SURETY BOND  RECONCILIATION


Original Balance                                                                                    293,347,947.22
Beginning Balance                                                                                   283,922,299.43
Draws                                                                                                         0.00
Reimbursement of Prior Draws                                                                                  0.00
Ending Balance                                                                                      283,922,299.43
                                                                                                    ==============
Adjusted Ending Balance Based
     Upon Required Balance                                                                          275,360,515.02
                                                                                                    ==============
Required Balance                                                                                    275,360,515.02


PAYAHEAD RECONCILIATION


Beginning Balance                                                                                        51,558.54
Deposit                                                                                                  76,590.92
Payahead Interest                                                                                           156.89
Withdrawal                                                                                                8,074.86
Ending Balance                                                                                          120,231.49
                                                                                                    ==============